Form 10-Q
period 2021-06-30
FTAC Athena Acquisition Corp.
filed 2021-08-16
CIK 1832696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 25,660,000 Class A ordinary shares, $0.0001 par value, and 8,553,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FTAC ATHENA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ATHENA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$885,397	$—
Prepaid expense	463,395	—
Total Current Assets	1,348,792	—

Deferred offering costs	—	49,190
Marketable securities held in Trust Account	250,008,563	—
TOTAL ASSETS	$251,357,355	$49,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$28,073	$6,139
Accrued offering costs	—	24,190
Total Current Liabilities	28,073	30,329

Warrant liabilities	9,622,500	—
Deferred underwriting fee payable	10,600,000	—
Total Liabilities	20,250,573	30,329

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 22,610,678 and no shares, at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	226,106,780	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,049,322 and no shares issued and outstanding (excluding 22,610,678 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	305	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,553,333 and 8,653,333 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)(2)	855	865
Additional paid-in capital	5,785,595	24,135
Accumulated deficit	(786,753)	(6,139)
Total Shareholders’ Equity	5,000,002	18,861
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,357,355	$49,190

(1)	At December 31, 2020, included an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. As a result of the underwriter’s election to partially exercise its overallotment option, 100,000 Class B ordinary shares were forfeited (see Note 5).

(2)	On January 18, 2021, the Company effected a share capitalization pursuant to which the Company issued an additional 780,000 Class B ordinary shares, resulting in an aggregate of 8,653,333 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend.

The accompanying notes are an integral part of the condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$280,760	$388,899
Loss from operations	(280,760)	(388,899)

Other income (expense):
Interest earned on investment held in Trust Account	6,234	8,563
Changes in fair value of warrant liabilities	(962,250)	192,450
Offering costs allocable to warrants	—	(592,728)
Other expense, net	(956,016)	(391,715)

Net loss	$(1,236,776)	$(780,614)

Weighted average shares outstanding, Class A redeemable ordinary shares	25,000,000	25,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	9,213,333	8,699,742
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.13)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	8,653,333	$865	$24,135	$(6,139)	$18,861

Sale of 25,000,000 Units, net of underwriting discounts, offering expenses and warrant liabilities	25,000,000	2,500	—	—	225,518,485	—	225,520,985

Sale of 660,000 Private Placement Units, net of warrant liabilities	660,000	66	—	—	6,347,484	—	6,347,550

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Class A ordinary shares subject to possible redemption	(22,734,355)	(2,273)	—	—	(227,341,277)	—	(227,343,550)

Net income	—	—	—	—	—	456,162	456,162
Balance – March 31, 2021 (unaudited)	2,925,645	293	8,553,333	$855	4,548,837	450,023	5,000,008

Change in value of Class A ordinary shares subject to redemption	123,677	12	—	—	1,236,758	—	1,236,770

Net loss	—	—	—	—	—	(1,236,776)	(1,236,776)
Balance – June 30, 2021 (unaudited)	3,049,322	$305	8,553,333	$855	$5,785,595	$(786,753)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(780,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,563)
Changes in fair value of warrant liabilities	(192,450)
Offering costs allocable to warrants	592,728
Changes in operating assets and liabilities:
Prepaid expenses	(463,395)
Accrued expenses	21,934
Net cash used in operating activities	(830,360)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000
Proceeds from sale of Private Placement Units	6,600,000
Proceeds from promissory note – related party	100
Repayment of promissory note – related party	(71,153)
Payment of offering costs	(413,190)
Net cash provided by financing activities	251,715,757

Net Change in Cash	885,397
Cash – Beginning of period	—
Cash – End of period	$885,397

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$71,053
Initial classification of Class A ordinary shares subject to possible redemption	$226,294,660
Change in value of Class A ordinary shares subject to possible redemption	$(187,880)
Deferred underwriting fee payable	$10,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FTAC Athena Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on November 5, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), identifying a target company for a Business Combination and consummating the Business Combination more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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

The Sponsor and Cantor Fitzgerald have agreed to waive (i) their redemption rights with respect to any Founder Shares and Placement Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and Placement Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. However, the Sponsor will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within 24 months from the closing of the Initial Public Offering. Cantor Fitzgerald will have the same redemption rights as the Public Shareholders with respect to any Public Shares it acquires.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,509,243, of which $14,916,515 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $592,728 were expensed to the condensed statement of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement as such warrants are contingent upon further events which have yet to occur.

The Company’s condensed statement of operations includes a presentation of net income (loss) per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,234	$8,563
Redeemable Net Earnings	$6,234	$8,563
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted per share, Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,236,776)	$(780,614)
Less: Redeemable Net Earnings	(6,234)	(8,563)
Non-Redeemable Net Loss	$(1,243,010)	$(789,177)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	9,213,333	8,699,742
Loss/Basic and Diluted per share, Non-Redeemable Class A and B Ordinary Shares	$(0.13)	$(0.09)

As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

(1)	The weighted average non-redeemable ordinary shares for the period ended June 30, 2021 includes the effect of 660,000 Placement Units, which were issued in conjunction with the Initial Public Offering on February 25, 2021.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than warrant liabilities (see Note 8).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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
JUNE 30, 2021
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company agreed, commencing on February 23, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2021, the Company incurred and paid $75,000 and $125,000, respectively, in fees for these services. On June 7, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $25,000 to $32,500 effective July 1, 2021. As of June 30, 2021 there were no amounts accrued for administrative service fees in the accompanying condensed balance sheet.

Promissory Note — Related Party

On November 19, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Initial Public Offering. The Promissory Note balance of $71,153 was repaid on February 25, 2021 and is no longer available to be drawn down by the Company.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,049,322 Class A ordinary shares issued and outstanding, excluding 22,610,678 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 8,553,333 Class B ordinary shares issued and outstanding. At December 31, 2020, there were 8,653,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the number of Founder Shares will represent 25% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. As a result of the underwriter’s election to partially exercise its overallotment option, 100,000 shares of Class B ordinary shares were forfeited.

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021, there were 6,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2021
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

As of June 30, 2021, there were 165,000 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants are transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain limited exceptions. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $250,008,563 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 are as follows:

	Held-To-Maturity	Level	Fair Value
June 30, 2021	Marketable securities held in Trust Account – Money Market Fund	1	$250,008,563

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021

Liabilities:
Warrant liabilities – Public Warrants	1	$9,375,000
Warrant liabilities – Placement Warrants	2	247,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

As of February 25, 2021, the Public Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement and the Placement Warrants were valued using a Black Scholes Option Pricing Model. The models’ primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of February 25, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker FTAAW. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant closing price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Placement Warrants were determined using the Public Warrant closing price as the fair value of the Public Warrants as of each relevant date approximates the fair value of the Placement Warrants.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement		Public	Warrant Liabilities
Fair value as of January 1, 2021		$—	$—	$—
Initial measurement on February 25, 2021		252,450	9,562,500	9,814,950
Change in fair value of warrant liabilities		(29,700)	(1,125,000)	(1,154,700)
Fair value as of March 31, 2021		222,750	8,437,500	8,660,250
Change in fair value of warrant liabilities		24,750	937,500	962,250
Transfer to Level 1		—	(9,375,000)	(9,375,000)
Transfer to Level 2		(247,500)		(247,500)
Fair value as of June 30, 2021	$	—--	$—	$--

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $9,375,000. The estimated fair value of the Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $247,500.

NOTE 10. SUBSEQUENT EVENTS

On August 3, 2021, the Company entered into a Business Combination Agreement with Pico Quantitative Trading Holdings LLC (“Pico”), pursuant to which, the Company will acquire certain interests in Pico.

Pursuant to the Business Combination Agreement, the Company will acquire 100% of the newly-created voting Class A common units of Pico in exchange for cash in an amount equal to the outstanding balance of the Company’s trust account plus the proceeds from the PIPE Investment (as defined below) as of Closing, net of redemptions elected by the Company’s public shareholders and the Company will issue to Pico for distribution to its existing members, shares of newly created Class C common stock.

The Company has also entered into PIPE subscription agreements with certain investors pursuant to which such investors have collectively subscribed for 20,000,000 shares of the Company’s Class A common stock at a purchase price per share of $10.00 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of Sponsor.  The PIPE Investment will be consummated substantially concurrently with the closing of the Business Combination.

The closing of the transactions contemplated by the Business Combination Agreement is subject to customary closing conditions as set forth in the Business Combination Agreement.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a Support agreement with the Company’s sponsors, Pico and certain of Pico’s shareholders pursuant to which the parties agree to vote in favor of the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $1,236,766, which consists of the change in fair value of warrant liabilities of $962,250 and general and administrative expenses of 280,760, offset by interest earned on marketable securities held in the Trust Account of $6,234.

For the six months ended June 30, 2021, we had net loss of $780,614, which consists of transaction costs allocable to warrants of $592,728 and general and administrative expenses of 388,899, offset by the change in fair value of warrant liabilities of $192,450 and interest earned on marketable securities held in the Trust Account of $8,563.

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

For the six months ended June 30, 2021, cash used in operating activities was $830,360. Net loss of $780,614 was affected by interest earned on marketable securities held in the Trust Account of $8,563, the change in fair value of warrant liabilities of $192,450 and transaction costs allocable to warrants of $592,728. Changes in operating assets and liabilities used $441,461 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $250,008,563 (including approximately $8,563 of interest income) consisting of money market funds which are invested primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash held outside the Trust Account of $885,397. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering and private placement. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC ATHENA ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Amanda Abrams
	Name:	Amanda Abrams
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)