Form 10-Q/A
period 2021-09-30
FTAC Athena Acquisition Corp.
filed 2021-12-02
CIK 1832696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

FTAC Athena Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 12, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

Restatement Background

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares  to be equal to the redemption value of such Class A ordinary shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the  Class A ordinary shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its Class A ordinary shares subject to possible redemption should reflect the possible redemption of all Class A ordinary shares. As a result, management has noted an error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of its shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

As a result, on November 24, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the financial statements as of February 25, 2021, as previously revised in the March 31, 2021 Form 10Q filing, and the Form 10-Q filings as of and for the periods ended June 30, 2021 and March 31, 2021, should no longer be relied upon and are to be restated in order to correct the reclassification error and restate its earnings per share calculation. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

i

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to a material weakness in internal control over financial reporting related to the accounting for temporary equity and permanent equity and the Company’s earnings per share calculation described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after November 12, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

ii

FTAC ATHENA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

iii

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

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance — January 1, 2021	—	$—	8,653,333	$865	$24,135	$(6,139)	$18,861

Sale of 660,000 Private Placement Units, net of warrant liabilities	660,000	66	—	—	6,347,484	—	6,347,550

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,371,629)	(18,107,386)	(24,479,015)

Net income	—	—	—	—	—	456,162	456,162
Balance – March 31, 2021 (unaudited) (restated- see Note 2)	660,000	$66	8,553,333	$855	—	(17,657,363)	(17,656,442)

Net loss	—	—	—	—	—	(1,236,776)	(1,236,776)
Balance – June 30, 2021 (unaudited) (restated- see Note 2)	660,000	$66	8,553,333	$855	$—	$(18,894,139)	$(18,893,218)

Net income	—	—	—	—	—	283,242	283,242
Balance – September 30, 2021 (unaudited)	660,000	$66	8,553,333	$855	$—	$(18,610,897)	$(18,609,976)

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per share calculation to allocate net loss pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 25, 2021	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$226,294,660	$23,705,340	$250,000,000
Class A ordinary shares	$303	$(237)	$66
Additional paid-in capital	$5,597,717	$(5,597,717)	$—
Accumulated deficit	$(598,867)	$(18,107,386)	$(18,706,253)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(23,705,340)	$(18,705,332)

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$227,343,550	$22,656,450	$250,000,000
Class A ordinary shares	$293	$(227)	$66
Additional paid-in capital	$4,548,837	$(4,548,837)	$—
Accumulated deficit	$450,023	$(18,107,386)	$(17,657,363)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(22,656,450)	$(17,656,442)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$226,106,780	$23,893,220	$250,000,000
Class A ordinary shares	$305	$(239)	$66
Additional paid-in capital	$5,785,595	$(5,785,595)	$—
Accumulated deficit	$(786,753)	$(18,107,386)	$(18,894,139)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(23,893,220)	$(18,893,218)

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Statement of Operations for the Three Months March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares	25,000,000	(15,306,222)	9,693,778
Basic and diluted income per share, Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding, Class B ordinary shares	8,180,444	(249,333)	7,931,111
Basic and diluted income per share, Class B ordinary shares	$0.06	$(0.03)	$0.03

Statement of Operations for the Three Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares	25,000,000	660,000	25,660,000
Basic and diluted loss per share, Class A ordinary shares	$—	$(0.04)	$(0.04)
Weighted average shares outstanding, Class B ordinary shares	9,213,333	(660,000)	8,553,333
Basic and diluted loss per share, Class B ordinary shares	$(0.13)	$0.09	$(0.04)

Statement of Operations for the Six Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares	25,000,000	(7,279,006)	17,720,994
Basic and diluted loss per share, Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding, Class B ordinary shares	8,699,742	(455,801)	8,243,941
Basic and diluted loss per share, Class B ordinary shares	$(0.09)	$(0.06)	$(0.03)

Statement of Cash Flows for the Three Months March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$226,294,660	$(226,294,660)	$—
Change in value of Class A ordinary shares subject to possible redemption	$1,048,890	$(1,048,890)	$—

Statement of Cash Flows for the Six Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$226,294,660	$(226,294,660)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(187,880)	$187,880	$—

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Pursuant to the Business Combination Agreement, the Company will acquire 100% of the newly-created voting Class A common units of Pico in exchange for cash in an amount equal to the outstanding balance of the Company’s trust account plus the proceeds from the PIPE Investment (as defined below) as of Closing, net of redemptions elected by the Company’s public shareholders and the Company will issue to Pico for distribution to its existing members, shares of newly created Class C ordinary shares.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company has also entered into PIPE subscription agreements with certain investors pursuant to which such investors have collectively subscribed for 20,000,000 shares of the Company’s Class A ordinary shares at a purchase price per share of $10.00 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly recorded our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Pursuant to the Business Combination Agreement, the Company will acquire 100% of the newly-created voting Class A common units of Pico in exchange for cash in an amount equal to the outstanding balance of the Company’s trust account plus the proceeds from the PIPE Investment (as defined below) as of Closing, net of redemptions elected by the Company’s public shareholders and the Company will issue to Pico for distribution to its existing members, shares of newly created Class C ordinary shares.

The Company has also entered into PIPE subscription agreements with certain investors pursuant to which such investors have collectively subscribed for 20,000,000 shares of the Company’s Class A ordinary shares at a purchase price per share of $10.00 (the “PIPE Investment”), a portion of which is expected to be funded by one or more affiliates of Sponsor. The PIPE Investment will be consummated substantially concurrently with the closing of the Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements as described in the Explanatory Note to this Amendment, as of September 30, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

FTAC ATHENA ACQUISITION CORP.

Date: December 2, 2021	By:	/s/ Amanda Abrams
	Name:	Amanda Abrams
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2021	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)