Form 10-Q
period 2022-06-30
FTAC Athena Acquisition Corp.
filed 2022-08-11
CIK 1832696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 25,660,000 Class A ordinary shares, $0.0001 par value, and 8,553,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FTAC ATHENA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC ATHENA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$70,378	$271,045
Prepaid expense and other current assets	204,448	318,263
Total Current Assets	274,826	589,308

Investment held in Trust Account	250,361,019	250,021,167
TOTAL ASSETS	$250,635,845	$250,610,475

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,006,572	$741,614
Promissory note – related party	300,000	—
Total Current Liabilities	1,306,572	741,614

Warrant liabilities	1,736,541	7,377,250
Deferred underwriting fee payable	10,600,000	10,600,000
Total Liabilities	13,643,113	18,718,864

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares, at approximately $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	250,361,019	250,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,553,333 shares issued and outstanding as of June 30, 2022 and December 31, 2021	855	855
Additional paid-in capital	—	—
Accumulated deficit	(13,369,208)	(18,109,310)
Total Shareholders’ Deficit	(13,368,287)	(18,108,389)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$250,635,845	$250,610,475

The accompanying notes are an integral part of the condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$415,926	$280,760	$879,440	$388,899
Loss from operations	(415,926)	(280,760)	(879,440)	(388,899)

Other income (expense):
Interest earned on investment held in Trust Account	317,564	6,234	339,852	8,563
Changes in fair value of warrant liabilities	1,622,995	(962,250)	5,640,709	192,450
Transaction costs allocated to warrants	—	—	—	(592,728)
Other income (expense), net	1,940,559	(956,016)	5,980,561	(391,715)

Net income (loss)	$1,524,633	$(1,236,776)	$5,101,121	$(780,614)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,660,000	25,660,000	25,660,000	17,720,994
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.04)	$0.15	$(0.03)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,553,333	8,553,333	8,553,333	8,584,272
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.04)	$0.15	$(0.03)

The accompanying notes are an integral part of the condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	660,000	$66	8,553,333	$855	$—	$(18,109,310)	$(18,108,389)

Net income	—	—	—	—	—	3,576,488	3,576,488

Balance – March 31, 2022 (unaudited)	660,000	$66	8,553,333	$855	$—	$(14,532,822)	$(14,531,901)

Accretion for Class A ordinary shares to redemption amount						(361,019)	(361,019)

Net income	—	—	—	—	—	1,524,633	1,524,633

Balance – June 30, 2022 (unaudited)	660,000	$66	8,553,333	$855	$—	$(13,369,208)	$(13,368,287)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,653,333	$865	$24,135	$(6,139)	$18,861

Sale of 660,000 Private Placement Units, net of warrant liabilities	660,000	66	—	—	6,347,484	—	6,347,550

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,371,629)	(18,107,386)	(24,479,015)

Net income	—	—	—	—	—	456,162	456,162

Balance – March 31, 2021 (unaudited)	660,000	$66	8,553,333	$855	$—	$(17,657,363)	$(17,656,442)

Net loss	—	—	—	—	—	(1,236,776)	(1,236,776)

Balance – June 30, 2021 (unaudited)	660,000	$66	8,553,333	$855	$—	$(18,894,139)	$(18,893,218)

The accompanying notes are an integral part of the condensed financial statements.

FTAC ATHENA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,101,121	$(780,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(339,852)	(8,563)
Transaction costs allocated to warrants	—	592,728
Changes in fair value of warrant liabilities	(5,640,709)	(192,450)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	113,815	(463,395)
Accrued expenses	264,958	21,934
Net cash used in operating activities	(500,667)	(830,360)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Private Placement Units	—	6,600,000
Proceeds from promissory note — related party	300,000	100
Repayment of promissory note — related party	—	(71,153)
Payment of offering costs	—	(413,190)
Net cash provided by financing activities	300,000	251,715,757

Net Change in Cash	(200,667)	885,397
Cash – Beginning	271,045	—
Cash – Ending	$70,378	$885,397

Non-Cash Investing and Financing Activities:
Offering costs paid through promissory note	$—	$71,053
Accretion for Class A ordinary shares subject to possible redemption	$—	$24,479,015
Deferred underwriting fee payable	$—	$10,600,000

The accompanying notes are an integral part of the condensed financial statements.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (described below).

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
JUNE 30, 2022
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
JUNE 30, 2022
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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 25, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company had a working capital deficit of $972,149 as of June 30, 2022. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to February 25, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities and presented at their fair value.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the date of the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the unaudited condensed statements of operations. Offering costs amounting to $15,509,243 associated with the Class A ordinary shares issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $592,728 were associated with the warrant liabilities and were expensed to the unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(9,562,500)
Class A ordinary shares issuance costs	(14,916,515)
Plus:
Accretion of carrying value to redemption value	24,479,015
Class A ordinary shares subject to possible redemption, December 31, 2021	250,000,000
Plus:
Accretion of carrying value to redemption value	361,019
Class A ordinary shares subject to possible redemption, June 30, 2022	$250,361,019

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 6,415,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$1,143,475	$381,158	$(927,582)	(309,194)	$3,825,841	$1,275,280	$(525,874)	$(254,740)
Denominator:
Basic and diluted weighted average shares outstanding	25,660,000	8,553,333	25,660,000	8,553,333	25,660,000	8,553,333	17,720,994	8,243,941
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.04)	(0.04)	$0.15	$0.15	$(0.03)	$(0.03)

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 19, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 7,873,333 Class B ordinary shares (the “Founder Shares”). On January 18, 2021, the Company effected a share capitalization pursuant to which the Company issued an additional 780,000 Founder Shares to the Sponsor, resulting in an aggregate of 8,653,333 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,100,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to partially exercise its over-allotment option, a total of 1,000,000 shares are no longer subject to forfeiture and 100,000 shares were forfeited as the underwriter does not intend to exercise its option in full.

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

Administrative Services Agreement

The Company agreed, commencing on February 23, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and shared personnel support services. On June 7, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $25,000 to $32,500 effective July 1, 2021. For the three and six months ended June 30, 2022, the Company incurred and paid $97,500 and $195,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred and paid $75,000 and $125,000, respectively, in fees for these services. As of June 30, 2022 and December 31, 2021, there were no amounts accrued for administrative service fees in the accompanying condensed balance sheets.

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

On March 22, 2022, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the Initial Business Combination. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. As of June 30, 2022 and December 31, 2021, the WC Promissory Note balance was $300,000 and $0, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2022 and December 31, 2021, there was $300,000 and $0, respectively, outstanding under the Working Capital Loans.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 660,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,553,333 Class B ordinary shares issued and outstanding.

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

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 6,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022
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

As of June 30, 2022 and December 31, 2021, there were 165,000 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain limited exceptions. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $250,361,019 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $250,021,167 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

FTAC ATHENA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair value of the money market fund at June 30, 2022 and December 31, 2021 is as follows:

		Level	Fair Value
June 30, 2022	Investment held in Trust Account – Money Market Fund	1	$250,361,019

December 31, 2021	Investment held in Trust Account – Money Market Fund	1	250,021,167

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021

Liabilities:
Warrant liabilities – Public Warrants	1	$1,691,875	7,187,500
Warrant liabilities – Placement Warrants	2	44,666	189,750

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price is used as the fair value as of each relevant date to measure the Public Warrants. As of June 30, 2022 and December 31, 2021, the Public Warrant quoted market price was used as the fair value to measure the Public Warrants. Because the underlying terms of the Placement Warrants are similar in nature to the Public Warrants, the Public Warrant quoted market price was also used as the fair value for the Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 25, 2021	252,450	9,562,500	9,814,950
Change in fair value	(29,700)	(1,125,000)	(1,154,700)
Fair value as of March 31, 2021	$222,750	$8,437,500	$8,660,250
Change in fair value	24,750	937,500	962,250
Transfer to Level 1	—	(9,375,000)	(9,375,000)
Transfer to Level 2	(247,500)	—	(247,500)
Fair value as of June 30, 2021	$—	$—	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In July 2022, the Company made an additional draw of $100,000 on the WC Promissory Note, to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of the Initial Business Combination (see Note 5).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,524,633, which consists of the change in fair value of warrant liabilities of $1,622,995 and interest earned on proceeds held in the Trust Account of $317,564, which was partially offset by formation and operational costs of $415,926.

For the six months ended June 30, 2022, we had net income of $5,101,121, which consists of the change in fair value of warrant liabilities of $5,640,709 and interest earned on proceeds held in the Trust Account of $339,852, which was partially offset by formation and operational costs of $879,440.

For the three months ended June 30, 2021, we had a net loss of $1,236,776, which consists of general and administrative expenses of $280,760 and the change in fair value of warrant liabilities of $962,250, offset by the interest earned on proceeds held in the Trust Account of $6,234.

For the six months ended June 30, 2021, we had a net loss of $780,614, which consists of general and administrative expenses of $388,899 and offering costs allocable to warrants of $592,728, offset by the change in fair value of warrant liabilities of $192,450 and interest earned on proceeds held in the Trust Account of $8,563.

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

For the six months ended June 30, 2022, cash used in operating activities was $500,667. Net income of $5,101,121 was affected by interest earned on marketable securities held in the Trust Account of $339,852 and the change in fair value of warrant liabilities of $5,640,709. Changes in operating assets and liabilities provided $378,773 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $830,360. Net loss of $780,614 was affected by interest earned on marketable securities held in the Trust Account of $8,563, the change in fair value of warrant liabilities of $192,450 and offering costs allocable to warrants of $592,728. Changes in operating assets and liabilities used $441,461 of cash for operating activities.

As of June 30, 2022, we had investments held in the trust account of $250,361,019 (including approximately $339,852 of interest income earned during the six months ended June 30, 2022) consisting of money market funds which are invested primarily in U.S. Treasury securities. We may withdraw interest from the trust account to pay taxes, if any. During the three and six months ended June 30, 2022, we did not withdraw any interest income from the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash held outside the Trust Account of $70,378. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. As of June 30, 2022 and December 31, 2021, the WC Promissory Note balance was $300,000 and $0, respectively.

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

Going Concern

We have until February 25, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, we had a working capital deficit of $972,149 as of June 30, 2022. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to February 25, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 25, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using Black Scholes Option Pricing Model and a binomial lattice model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date to measure the Public Warrants. Because the underlying terms of the Placement Warrants are similar in nature to the Public Warrants, the Public Warrant quoted market price is also used as the fair value as of each relevant date for the Placement Warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC ATHENA ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Amanda Abrams
	Name:	Amanda Abrams
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)